Form 10-K
period 2003-12-31
SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VIII; WHOLESALE AUTO RECEIVABLES CORP
filed 2004-03-30
CIK 1284712, 894360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period form to .

Commission file number: 333-57494

Wholesale Auto Receivables Corporation
Superior Wholesale Inventory Financing Trust VIII

(Exact name of registrant as specified in its charter)

DELAWARE	38-3082709 20-6138109
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o General Motors Acceptance Corporation
200 Renaissance Center
P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)

(313) 556-5000
(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act: None

Securities required to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

Documents incorporated by reference. None

Part I

Item 1. Business

Superior Wholesale Inventory Financing Trust VIII, (the “Trust”) was formed pursuant to a Trust Agreement between Wholesale Auto Receivables Corporation (the “Seller”) and Chase Manhattan Bank USA, National Association, as Owner Trustee. On October 7, 2003, the Trust issued Asset-Backed Notes (the “Notes”). The Notes are issued and secured pursuant to an Indenture between the Trust and the Bank of New York, as Indenture Trustee, and together with the Owner Trustee, (the “Trustees”). The Trust also issued Asset-Backed Certificates (the “Certificates”). For further information, refer to the Prospectus Supplement and Offering Memorandum dated September 30, 2003.

Item 2. Property
 The property currently held by the Trust includes a pool of wholesale receivables generated in a portfolio of revolving financing arrangements with dealers to finance inventories of new and used automobiles and light trucks, collections thereon and basis swaps.

Item 3. Legal Proceedings

There are no material legal proceedings involving the Trust, the Seller or General Motors Acceptance Corporation ("GMAC" or the "Servicer") which relate to the Trust or its property pending as of the date of this report.

Item 4. Submission of Matters to a Vote of Security Holders

No votes or consents of Noteholders or Certificateholders were solicited for any purpose during the year ended.

Part II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

As of December 31, 2003, the holders of the Asset–Backed Notes and Asset–Backed Certificates issued by the Trust totaled:

Term Note Series 2003–A	12
Revolving Note Series 2003–RN1	1
Revolving Note Series 2003–RN2	1
Certificates Class 2003–A	5

To the best knowledge of the Registrant, there is no established public trading market for the Notes or Certificates.

Item 6. Selected Financial Data
Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Trust was formed pursuant to a Trust Agreement between the Seller and Chase Manhattan Bank USA, National Association, as Owner Trustee. The Trust issued the Asset-Backed Notes and Certificates described in the following table. The Trust acquired certain eligible wholesale finance receivables from the Seller in the aggregate amount as shown below in exchange for Floating Rate Asset-Backed Notes and Asset-Backed Certificates representing undivided equity interests in the Trust.

		Initial
		Wholesale
	Date of Trust	Finance
	Sale and Servicing	Sale	Asset-Backed		Asset-Backed
Trust	Agreement	Amount	Notes		Certificates
		(millions)	(millions)		(millions)

Superior	October 7, 2003	$3,632	Term Note	$2,000	2003-A $132
Wholesale			2003-A		(Private Placement)
Inventory
Financing			Revolving	750
Trust VIII			Note 2003-1

			Revolving	750
			Note 2003-2

GMAC, the originator of the wholesale receivables, continues to service the receivables for the Trust and receives compensation and fees for such services. Investors receive monthly payments of interest for each class of Notes and Certificates based on floating interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable

Item 8. Financial Statements and Supplementary Data
Not Applicable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Not Applicable

Part III

Item 10. Directors and Executive Officers of the Registrant
 Not Applicable

Item 11. Executive Compensation
 Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management
 Not Applicable

Item 13. Certain Relationships and Related Transactions
 None

Item 14. Principal Accountant Fees and Services
 None

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) List the following documents filed as a part of the report:

(1)	Financial Statements — Not Applicable.

(2)	Financial Statements Schedules — Not Applicable

(3)	Exhibits

•	Annual Statement to Noteholders and Certificateholders stating aggregate totals of information in distribution reports.

•	Officer’s Certificate of Compliance pursuant to Section 4.1 of the Trust Sale and Servicing Agreement.

•	Copy of Independent Accountants’ Report dated March 1, 2004

     (b) Reports on Form 8-K filed during fiscal year:

•	Current reports on Form 8-K dated October 1, 2003 reporting matters under Items 5 and 7 and on October 6, 2003 and October 20, 2003 reporting matters under Item 7 were filed by Superior Wholesale Inventory Financing Trust VIII.

•	The Monthly Statement to Noteholders and Certificateholders on Form 8-K reporting matters under Items 5 and 7 dated December 1, 2003, December 19, 2003 and January 26, 2004 were filed by Superior Wholesale Inventory Financing Trust VIII.

All of the above referenced current reports and Monthly Statements to Noteholders and Certificateholders on Form 8-K were filed under Wholesale Auto Receivables Corporation’s CIK number of 894360 on behalf of Superior Wholesale Inventory Financing Trust VIII.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Wholesale Inventory Financing Trust VIII

by: General Motors Acceptance Corporation
(Administrator, not in its individual capacity but solely as Administrator on behalf of the Trust.)

Date: March 30, 2004	/s/ Jerome B. Van Orman, Jr.
(Jerome B. Van Orman, Jr., Vice President - Finance and Chief Financial Officer of GMAC North American Operations)

Index of Exhibits

Exhibit	Description	Method of Filing
31	Certification of Executive Officer pursuant to Rule 13a-14 / 15d-14	Filed herewith.

99.1	Aggregate Annual Servicing Report for Superior Wholesale Inventory Financing Trust VIII	Filed herewith.

99.2	Superior Wholesale Inventory Financing Trust VIII Annual Statement as to compliance	Filed herewith.

99.3	Independent Accountants’ Report dated March 1, 2004	Filed herewith.