Form 10-K
period 2004-12-31
SUPERIOR WHOLESALE INVENTORY FINANCING TRUST VIII; WHOLESALE AUTO RECEIVABLES CORP
filed 2005-03-31
CIK 1284712, 894360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ________________.

Commission file number: 333-57494

Wholesale Auto Receivables Corporation
Superior Wholesale Inventory Financing Trust VIII

(Exact name of registrant as specified in its charter)

38-3082709
DELAWARE	20-6138109
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

INDEX

Part I

Item 1. Business
Superior Wholesale Inventory Financing Trust VIII (the “Trust”) was formed pursuant to a Trust Agreement between Wholesale Auto Receivables Corporation (the “Seller”) and Chase Manhattan Bank USA, National Association, as Owner Trustee (the “Owner Trustee”). On October 7, 2003, and on March 30, 2004, the Trust issued Asset-Backed Notes (the “Notes”). The Notes are issued and secured pursuant to an Indenture between the Trust and the Bank of New York, as Indenture Trustee (the “Indenture Trustee” and, together with the Owner Trustee, the “Trustees”). The Trust also issued Asset-Backed Certificates (the “Certificates”). For further information, refer to the Prospectus Supplement dated September 30, 2003 filed pursuant to Rule 424(b) on October 6, 2003 and the Prospectus Supplement dated March 22, 2004 filed pursuant to Rule 424(b) on March 26, 2004.

Item 2. Properties
The property currently held by the Trust includes a pool of wholesale receivables generated in a portfolio of revolving financing arrangements with dealers to finance inventories of new and used automobiles and light trucks and collections thereon.

Item 3. Legal Proceedings
There are no material legal proceedings involving the Trust, the Seller or General Motors Acceptance Corporation (“GMAC” or the “Servicer”) which relate to the Trust or its property pending as of the date of this report.

Item 4. Submission of Matters to a Vote of Security Holders
No votes or consents of Noteholders or Certificateholders were solicited for any purpose during the year ended.

Part II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters
As of December 31, 2004, the holders of the Asset-Backed Notes and Asset-Backed Certificates issued by the Trust totaled:

Term Notes, Series 2003-A	12
Term Notes, Series 2004-A	6
Revolving Note, Series 2003-RN1	1
Revolving Note, Series 2003-RN2	1
Revolving Note, Series 2004-RN1	1
Certificates, Class 2003-A	5

To the best knowledge of the Registrant, there is no established public trading market for the Notes or Certificates.

Item 6. Selected Financial Data
Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Trust was formed pursuant to a Trust Agreement between the Seller and Chase Manhattan Bank USA, National Association, as Owner Trustee. The Trust issued the following Asset-Backed Notes and Certificates. The Trust acquired certain eligible wholesale finance receivables from the Seller in the aggregate amount as shown below in exchange for Floating Rate Asset-Backed Notes and Asset-Backed Certificates representing undivided equity interests in the Trust.

		Initial
		Wholesale
	Date of Trust	Finance
	Sale and Servicing	Sale	Asset-Backed		Asset-Backed
Trust	Agreement	Amount	Notes		Certificates
		(millions)	(millions)		(millions)

Superior	October 7, 2003	$3,632	Term Notes	$2,000	2003-A $132
Wholesale			2003-A		(Private Placement)
Inventory
Financing			Revolving	$750
Trust VIII			Note 2003-RN1

			Revolving	$750
			Note 2003-RN2

	March 30, 2004	$750	Term Notes	$500
			2004-A

			Revolving	$250
			Note 2004-RN1

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
None

Item 9A. Controls and Procedures
Not Applicable

Item 9B. Other Information
None

Part III

Item 10. Directors and Executive Officers of the Registrant
Not Applicable

Item 11. Executive Compensation
Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management
Not Applicable

Item 13. Certain Relationships and Related Transactions
None

Item 14. Principal Accountant Fees and Services
None

Part IV

Item 15. Exhibits, Financial Statement Schedules
     List the following documents filed as a part of the report:

(1)	Financial Statements — Not Applicable

(2)	Financial Statement Schedules — Not Applicable

(3)	Exhibits

•	Annual Statement to Noteholders and Certificateholders stating aggregate totals of information in distribution reports.

•	Officer’s Certificate of Compliance pursuant to Section 4.1 of the Trust Sale and Servicing Agreement.

•	Copy of Report of Independent Registered Public Accounting Firm dated March 11, 2005.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Superior Wholesale Inventory Financing Trust VIII

by: General Motors Acceptance Corporation

(Administrator, not in its individual capacity but
solely as Administrator on behalf of the Trust)

Date: March 31, 2005	/s/ Jerome B. Van Orman, Jr.

Jerome B. Van Orman, Jr.
Vice President — Finance and Chief Financial Officer
of GMAC North American Operations

Index of Exhibits

Exhibit	Description	Method of Filing

31	Certification of Executive Officer pursuant to Rule 13a-14 / 15d-14	Filed herewith.

99.1	Aggregate Annual Servicing Report for Superior Wholesale Inventory Financing Trust VIII	Filed herewith.

99.2	Superior Wholesale Inventory Financing Trust VIII Annual Statement as to compliance	Filed herewith.

99.3	Report of Independent Registered Public Accounting Firm dated March 11, 2005	Filed herewith.